Form 10-Q
period 2009-09-30
NewEnergy Enterprise Management, Inc.
filed 2010-01-04
CIK 1472485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  33-16335

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (Name of Registrant as specified in its charter)

Delaware	68-0678303
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Room 901, 3 Unit, Building No.4, District No. 1 of Caihongcheng
66 Guangcai Road, Fengtai District
                                      Beijing, China
 (Address of principal executive office)

(86) 10 87808034
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [√]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [√] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,050,000 shares of common stock are issued and outstanding as of December 30, 2009.

NEWENERGY ENTERPRISE MANAGEMENT, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2009

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance sheets as of September 30, 2009 (Unaudited) and June 30, 2009	2
	Statements of operations for the three months ended September 30, 2009 and the period from April 28, 2009 (inception) to September 30, 2009 (unaudited)	3
	Statements of cash flows for the three months ended September 30, 2009 and the period from April 28, 2009 (inception) to September 30, 2009 (unaudited)	4
	Notes to Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4	Controls and Procedures.	8
PART II - OTHER INFORMATION
Item 6.	Exhibits.	9

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form 10, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,435	$-
Total current assets	39,435	-
Total Assets	$39,435	$-

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$32,500	$2,600
Due to shareholder	50,000	-
Total current liabilities	82,500	2,600
Total liabilities	82,500	2,600

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized;
3,050,000 shares issued and outstanding at September 30, 2009	3,050	-
Additional paid in capital	531	-
Deficit accumulated during development stage	(46,646)	(2,600)

Total stockholders’ equity (deficit)	(43,065)	(2,600)

Total liabilities and stockholders’ equity (deficit)	$39,435	$-

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months	Cumulative From
	Ended	Inception
	September 30, 2009	(April 28, 2009)

Revenue	$-	$-

Operating expenses
General and administrative expenses	44,046	46,646
Total operating expenses	44,046	46,646

Loss from operations	(44,046)	(46,646)

Net loss	$(44,046)	$(46,646)

Earnings (loss) per share
Basic and diluted	$(0.05)

Weighted average number of common shares outstanding	950,543
Basic and diluted

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Three Months	Cumulative Since
	Ended	Inception at
	September 30, 2009	April 28, 2009

Cash flows from operating activities:
Net loss	$(44,046)	$(46,646)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based payments	2,776	2,776
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	29,900	32,500
Total adjustments	32,676	35,276

Net cash used in operating activities	(11,370)	(11,370)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000
Proceeds from stock issuance	805	805

Net cash provided by financing activities	50,805	50,805

Net increase in cash and cash equivalents	39,435	39,435

Cash and cash equivalents – beginning	-	-

Cash and cash equivalents – ending	$39,435	$39,435

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Notes to Financial Statements
September 30, 2009
(Unaudited)

Note 1 – Organization and nature of Business

NewEnergy Enterprise Management, Inc. (the “Company”) was incorporated in the state of Delaware on April 28, 2009, with an authorized capital of 10,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.001, for the purpose of seeking investment opportunities in the People’s Republic of China (‘PRC”). The Company has selected June 30 as its fiscal year end.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the period from April 28, 2009 (inception) through June 30, 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from April 28, 2009 (inception) through June 30, 2009.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320-10-65 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses.  At September 30, 2009 and June 30, 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Notes to Financial Statements
September 30, 2009
(Unaudited)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 11, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of ASC Topic 810-10 on our financial statements.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  If the Company is unable to generate revenue or obtain financing, or if the revenue generated or financing obtained is insufficient to cover operating costs it incurs, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At September 30, 2009 and June 30, 2009, the Company has balances of $50,000 and $0 due to the chief executive officer. These advances are short-term in nature and non-interest bearing.

Note 5 – Stockholders’ Equity

On September 1, 2009, the Company issued 2,878,000 shares of its common stock to Mr. Wu, its CEO, for approximately $102. The shares were valued at fair value on date of grant at $0.001 per share. Hence, the value of such stock in excess of the purchase price, approximately $2,776 is deemed to be compensation to Mr. Wu.

On September 1, 2009, the Company also issued a total of 122,000 shares of its common stock to two other stockholders for approximately $202.

On September 21, 2009, the Company issued 50,000 shares of its common stock for $500 to inventors pursuant to stock purchase agreements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Notes to Financial Statements
September 30, 2009
(Unaudited)

Note 6 –Earnings (Loss) Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

Three Months Ended
September 30, 2009

Net loss	$(46,646)
Weighted average common shares	950,543
(denominator for basic earnings (loss) per share)
Effect of dilutive securities:	-
Weighted average common shares	950,543
(denominator for diluted earnings (loss) per share)
Basic earnings (loss) per share	$(0.05)
Diluted earnings (loss) per share	$(0.05)

Note 7 – Income Taxes

Provision for income taxes was not made for the three months ended September 30, 2009 as the Company is a development stage enterprise and has incurred accumulated losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company that was organized on April 28, 2009, and have not engaged in any operations through September 30, 2009.  Our activities consisted of general and administrative expenses of $44,046 for the three months ended September 30, 2009 and $46,646 from inception (April 28, 2009) to September 30, 2009.  Our chief executive officer, who is also our sole director, advanced us $50,000.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  Our expenses for the next twelve months will consist primarily of filing of reports pursuant to the Securities Exchange Act and costs related to negotiating and consummating an acquisition.  We anticipate that our financial needs will be provided by loans from our sole officer and director, which would be paid upon completion of an acquisition.

For the three months ended September 30, 2009, we sustained a loss of $44,046, and for the period from inception (April 28, 2009) to September 30, 2009, we sustained a cumulative loss of $46,646, reflecting, in each case, our organizational, operational and related expenses.  As a result, our stockholders’ deficiency at September 30, 2009 was $43,065.

We were organized to make one or more acquisitions in the paper recycling industry in China.  Accordingly, any business in which we engage will be the business of the company that we acquire.  We will require financing both to pay all or substantially all of the cash portion of the purchase price and to provide working capital for our operations following the completion of the acquisition. The failure to obtain the necessary financing would impair our ability to make any acquisitions.  As of the date of this report, we have no commitments with respect to any financing, and we cannot assure that we will be able to obtain required financing or to make any acquisition.

None of our employees or our director has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We cannot determine our financial requirements for the next twelve months.  Prior to completing an acquisition, our principal expenses for our normal operations are not significant, since our sole officer does not receive any compensation for her services.  We estimate that our ongoing expenses for rent and SEC filing obligations will be approximately $50,000, which will be advanced by Mr. WU and reimbursed to him upon completion of an acquisition.  If we engage in any negotiations with respect to an acquisition, our principal expenses will be legal, accounting and due diligence expenses relating to the potential acquisition, and we cannot estimate those expenses at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Our management, consisting of WU Xiaohuiu, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2009.

We are a development stage company, organized for the purpose of acquiring an operating company.  As a result, we have limited financial transaction, since we do not generate revenue and we have no inventory or receivables. However, our sole officer and director is responsible for performing all financing functions, with no division of responsibility.  Because we do not generate any transactions and substantially all funds received by us have been provided by our sole officer and director, we believe that our internal controls over financial reporting are effective for the current stage of our business.

There were no changes in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasoanably likely to materially affect, our internal controls over financial reporting.

Item 6. Exhibits

  3.1           By-laws
31.1           Rule 13a-14(a)/15d-14(a) certification of Chief Executive and Financial Officer
32.1           Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWENERGY ENTERPRISE MANAGEMENT, INC.

Date: December 31, 2009	By:	/s/ WU Xiaohui
WU Xiaohui, Chief Executive Officer and
Chief Financial Officer