Form 10-Q
period 2010-09-30
NewEnergy Enterprise Management, Inc.
filed 2010-11-15
CIK 1472485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,050,000 shares of common stock are issued and outstanding as of November 12, 2009.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
FORM 10-Q
September 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.
Financial Statements
Balance sheets as of September 30, 2010 (unaudited) and June 30, 2009
Statements of operations for the three months ended September 30, 2010 and the period from April 28, 2009 (inception) to September 30, 2010 (unaudited)
Statements of cash flows for the three months ended September 30, 2010 and 2009 (unaudited) and the period from April 28, 2009 (inception) to September 30, 2010 (unaudited)
Notes to Financial Statements.
		2 3 4 5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	6
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4	Controls and Procedures.	8
PART II - OTHER INFORMATION
Item 6.	Exhibits.	8

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2010, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,145	$5,994

Total current assets	44,145	5,994

Total Assets	$44,145	$5,994

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$38,100	$38,000
Due to shareholder	100,000	50,000

Total current liabilities	138,100	88,000

Total liabilities	138,100	88,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;	-	-
-0- shares issued and outstanding at September 30, 2010 and
June 30, 2010
Common stock, $0.001 par value, 10,000,000 shares authorized;	3,050	3,050
3,050,000 shares issued and outstanding at September 30, 2010 and June 30, 2010
Additional paid-in capital	530	530
Deficit accumulated during development stage	(97,535)	(85,586)

Total stockholders’ deficit	(93,955)	(82,006)

Total liabilities and stockholders’ deficit	$44,145	$5,994

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months Ended		Cumulative Since
	September 30,		Inception at
	2010	2009	April 28, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	11,949	44,045	97,535
Total operating expenses	11,949	44,045	97,535

Loss from operations	(11,949)	(44,045)	(97,535)

Net loss	$(11,949)	$(44,045)	$(97,535)

Loss per share
Basic and diluted	$(0.00)	$(0.05)

Weighted average number of common
shares outstanding
Basic and diluted	3,050,000	950,543

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Cumulative
	For the Three Months Ended		Since
	September 30,		Inception at
	2010	2009	April 28, 2009

Cash flows from operating activities:
Net loss	$(11,949)	$(44,045)	$(97,535)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Share-based payments	-	2,776	2,776
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	100	29,900	38,100
Total adjustments	100	32,676	40,876

Net cash used in operating activities	(11,849)	(11,369)	(56,659)

Cash flows from financing activities:
Due to related party	50,000	50,000	100,000
Proceeds from stock issuance	-	804	804

Net cash provided by financing activities	50,000	50,804	100,804

Net increase in cash and cash equivalents	38,151	39,435	44,145

Cash and cash equivalents at beginning of period	5,994	-	-

Cash and cash equivalents at end of period	$44,145	$39,435	$44,145

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

 Note 1 – Organization and Nature of Business

NewEnergy Enterprise Management, Inc (the “Company”) was incorporated in the State of Delaware on April 28, 2009, with an authorized capital of 10,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.001 per share, for the purpose of seeking investment opportunities in the People’s Republic of China (‘PRC”). The Company has selected June 30 as its fiscal year end.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited financial statements, we evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2010.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  If the Company is unable to generate revenue or obtain financing, or if the revenue generated or financing obtained is insufficient to cover operating costs it incurs, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The company has been actively seeking opportunities to be able to effect an acquisition or merger with an operating company.

Note 4 – Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At September 30, 2010 and June 30, 2010, the Company has balances of $100,000 and $50,000, respectively, due to the chief executive officer. These advances are non-interest bearing.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

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

On September 21, 2009, the Company issued 50,000 shares of its common stock for $500 to a group of inventors pursuant to stock purchase agreements.

Note 6 – Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the Three Months Ended
	September 30
	2010	2009

Net loss	$(11,949)	$(44,045)

Weighted average common shares	3,050,000	950,543
(denominator for basic loss per share)

Effect of dilutive securities:	-	-

Weighted average common shares	3,050,000	950,543
(denominator for diluted loss per share)

Basic loss per share	$(0.00)	$(0.05)
Diluted loss per share	$(0.00)	$(0.05)

Note 7 – Income Taxes

Provision for income taxes was not made for the three months ended September 30, 2010 and 2009 as the Company is a development stage enterprise and has incurred accumulated losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company that was organized on April 28, 2009, and have not engaged in any operations through September 30, 2010.  Our activities consisted of general and administrative expenses of $11,949 for the three months ended September 30, 2010 and $97,535 from inception (April 28, 2009) to September 30, 2010.  Our chief executive officer, who is also our sole director, advanced us $100,000, of which $50,000 was advanced during the quarter ended September 30, 2010.

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

For the three ended September 30, 2010, we sustained a loss of $11,949, and for the period from inception (April 28, 2009) to September 30, 2010, we sustained a cumulative loss of $97,535, reflecting, in each case, our organizational, operational and related expenses and consulting fees.  As a result, our stockholders’ deficiency at September 30, 2010 was $93,955.

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

We cannot determine our financial requirements for the next twelve months.  Prior to completing an acquisition, our principal expenses for our normal operations are not significant, since our sole officer does not receive any compensation for his services.  We estimate that our ongoing expenses for rent, SEC filing obligations and consulting fees will be approximately $50,000, which will be advanced by our chief executive officer and reimbursed to him upon completion of an acquisition.  If we engage in any negotiations with respect to an acquisition, our principal expenses will be legal, accounting and due diligence expenses relating to the potential acquisition, and we cannot estimate those expenses at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Our management, consisting of WU Xiaohuiu, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

There were no changes in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 6. Exhibits

31.1           Rule 13a-14(a)/15d-14(a) certification of Chief Executive and Financial Officer
32.1           Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWENERGY ENTERPRISE MANAGEMENT, INC.

Date: November 15, 2010	By:	/s/ WU Xiaohui
WU Xiaohui
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)