Form 10-Q
period 2010-12-31
NewEnergy Enterprise Management, Inc.
filed 2011-02-14
CIK 1472485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,050,000 shares of common stock are issued and outstanding as of January 31, 2011.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
FORM 10-Q
December 31, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance sheets as of December 31, 2010 (unaudited) and June 30, 2009	2
	Statements of operations for the six months ended December 31, 2010 and 2009 and the period from April 28, 2009 (inception) to December 31, 2010 (unaudited)	3
	Statements of operations for the three months ended December 31, 2010 and 2009 (unaudited)
	Statements of cash flows for the six months ended December 31, 2010 and 2009 (unaudited) and the period from April 28, 2009 (inception) to December 31, 2010 (unaudited)	4
	Notes to Financial Statements.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4	Controls and Procedures.	8

PART II - OTHER INFORMATION
Item 6.	Exhibits.	9

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

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,648	$5,994

Total current assets	34,648	5,994

Total Assets	$34,648	$5,994

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$40,100	$38,000
Due to shareholder	100,000	50,000

Total current liabilities	140,100	88,000

Total liabilities	140,100	88,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;	-	-
-0- shares issued and outstanding at December 31, 2010 and
June 30, 2010
Common stock, $0.001 par value, 10,000,000 shares authorized;	3,050	3,050
3,050,000 shares issued and outstanding at December 31, 2010 and June 30, 2010
Additional paid-in capital	530	530
Deficit accumulated during development stage	(109,032)	(85,586)

Total stockholders’ deficit	(105,432)	(82,006)

Total liabilities and stockholders’ deficit	$36,648	$5,994

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Six Months Ended		Cumulative Since
	December 31,		Inception at
	2010	2009	April 28, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	23,446	55,180	109,032
Total operating expenses	23,446	55,180	109,032

Loss from operations	(23,446)	(55,180)	(109,032)

Net loss	$(23,446)	$(55,180)	$(109,032)

Loss per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Weighted average number of common
shares outstanding
Basic	3,050,000	2,000,272
Diluted	3,050,000	2,000,272

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2010	2009

Revenue	$-	$-

Operating expenses
General and administrative expenses	11,497	11,134
Total operating expenses	11,497	11,134

Loss from operations	(11,497)	(11,134)

Net loss	$(11,497)	$(11,134)

Loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of common
shares outstanding
Basic	3,050,000	3,050,000
Diluted	3,050,000	3,050,000

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Cumulative
	For the Six Months Ended		Since
	December 31,		Inception at
	2010	2009	April 28, 2009

Cash flows from operating activities:
Net loss	$(23,446)	$(55,180)	$(109,032)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation expense	-	2,776	2,776
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	2,100	32,263	40,100

Net cash used in operating activities	(21,346)	(20,141)	(66,156)

Cash flows from financing activities:
Loan from related party	50,000	50,000	100,000
Proceeds from stock issuance	-	805	805

Net cash provided by financing activities	50,000	50,805	100,805

Net increase in cash and cash equivalents	28,654	30,664	34,648

Cash and cash equivalents at beginning of period	5,994	-	-

Cash and cash equivalents at end of period	$34,648	$30,664	$34,648

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 1 -    Organization and nature of Business

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

Interim Financial Statements
These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period for the year ended June 30, 2010.

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

Note 4 –   Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At December 31, 2010 and June 30, 2010, the Company has balances of $100,000 and $50,000 due to the chief executive officer, respectively. These advances are non-interest bearing.

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

Note 6 –   Loss Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009

Net loss	$(23,446)	$(55,180)
Weighted average common shares	3,050,000	2,000,272
(denominator for basic loss per share)
Effect of dilutive securities:	-	-
Weighted average common shares	3,050,000	2,000,272
(denominator for diluted loss per share)
Basic loss per share	(0.01)	$(0.03)
Diluted loss per share	(0.01)	$(0.03)

Note 7 –   Income Taxes

Provision for income taxes was not made for the six months ended December 31, 2010 and the period from April 28, 2009(inception) to December 31, 2010 as the Company is a development stage enterprise and has incurred accumulated losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company that was organized on April 28, 2009, and have not engaged in any operations through December 31, 2010.  Our activities consisted of general and administrative expenses of $11,497 for the three months ended December 31, 2010 and $109,032 from inception (April 28, 2009) to December 31, 2010.  Our chief executive officer, who is also our sole director, advanced us $100,000, of which $50,000 was advanced during the quarter ended December 31, 2010.

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

For the three months ended December 31, 2010, we sustained a loss of $11,497, for the six months ended December 31, 2010, we sustained a loss of 23,446, and for the period from inception (April 28, 2009) to December 31, 2010, we sustained a cumulative loss of $109,032, reflecting, in each case, our organizational, operational and related expenses and consulting fees.  As a result, our stockholders’ deficiency at December 31, 2010 was $105,452.

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

Item 4.  Controls and Procedures

Our management, consisting of WU Xiaohui, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

NEWENERGY ENTERPRISE MANAGEMENT, INC.

Date: February 14, 2011	By:	/s/ WU Xiaohui
WU Xiaohui
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)