Form 10-Q
period 2011-03-31
NewEnergy Enterprise Management, Inc.
filed 2011-05-12
CIK 1472485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number:  0-53789

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (Name of Registrant as specified in its charter)

Delaware	68-0678303
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,050,000 shares of common stock are issued and outstanding as of May 11, 2011.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
FORM 10-Q
March 31, 2011

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance sheets as of March 31, 2011 (unaudited) and June 30, 2009	2
	Statements of operations for the nine months ended March 31, 2011 and 2010 and the period from April 28, 2009 (inception) to March 31, 2011 (unaudited)	3
	Statements of operations for the three months ended March 31, 2011 and 2010 (unaudited)	4
	Statements of cash flows for the nine months ended March 31, 2011 and 2010 (unaudited) and the period from April 28, 2009 (inception) to March 31, 2011 (unaudited)	5
	Notes to Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4	Controls and Procedures.	8
PART II - OTHER INFORMATION
Item 6.	Exhibits.	9

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

Balance Sheets

	March 31	June 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,546	$5,994

Total current assets	25,546	5,994

Total Assets	$25,546	$5,994

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$42,600	$38,000
Due to shareholder	100,000	50,000

Total current liabilities	142,600	88,000

Total liabilities	142,600	88,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;	-	-
-0- shares issued and outstanding at March 31, 2011 and
June 30, 2010
Common stock, $0.001 par value, 10,000,000 shares authorized;	3,050	3,050
3,050,000 shares issued and outstanding at March 31, 2011
and June 30, 2010
Additional paid-in capital	530	530
Deficit accumulated during development stage	(120,634)	(85,586)

Total stockholders’ deficit	(117,054)	(82,006)

Total liabilities and stockholders’ deficit	$25,546	$5,994

The accompanying notes are an integral part of these financial statements.

Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,		Cumulative from April 28, 2009 (Inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	35,048	65,970	120,634
Total operating expenses	35,048	65,970	120,634

Loss from operations	(35,048)	(65,970)	(120,634)

Net loss	$(35,048)	$(65,970)	$(120,634)

Loss per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted average number of common
shares outstanding
Basic	3,050,000	2,345,073
Diluted	3,050,000	2,345,073

The accompanying notes are an integral part of these financial statements.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31
	2011	2010

Revenue	$-	$-

Operating expenses
General and administrative expenses	11,602	10,777
Total operating expenses	11,602	10,777

Loss from operations	(11,602)	(10,777)

Net loss	$(11,602)	$(10,777)

Loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding
Basic	3,050,000	3,050,000
Diluted	3,050,000	3,050,000

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
(Unaudited)

			Cumulative from
	For the Nine Months Ended		April 28, 2009
	March 31		(inception) to
	2011	2010	March 31, 2011

Cash flows from operating activities:
Net loss	$(35,048)	$(65,970)	$(120,634)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation expense	-	2,776	2,776
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	4,600	29,900	42,599

Net cash used in operating activities	(30.448)	(33,294)	(75,259)

Cash flows from financing activities:
Due to shareholder	50,000	50,000	100,000
Proceeds from issuance of stocks	-	805	805

Net cash provided by financing activities	50,000	50,805	100,805

Net increase in cash and cash equivalents	19,552	17,511	25,546

Cash and cash equivalents at beginning of period	5,994	-	-

Cash and cash equivalents at end of period	$25,546	$17,511	$25,546

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Note 1 -    Organization and nature of Business

NewEnergy Enterprise Management, Inc (the “Company”) was incorporated in the state of Delaware on April 28, 2009, with an authorized capital of 10,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 shares of preferred stock, par value of $0.001, for the purpose of seeking investment opportunities in the People’s Republic of China (‘PRC”). The Company has selected June 30 as its fiscal year end.

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

Note 4 –   Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At March 31, 2011 and June 30, 2010, the Company has balances of $100,000 and $50,000, respectively, due to the chief executive officer. These advances are non-interest bearing.

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

On September 21, 2009, the Company issued 50,000 shares of its common stock for $500 to a group of investors pursuant to a stock purchase agreement.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010

Net loss	$(35,048)	$(65,970)
Weighted average common shares	3,050,000	2,345,073
(denominator for basic loss per share)
Effect of dilutive securities:		-
Weighted average common shares	3,050,000	2,345,073
(denominator for diluted loss per share)
Basic loss per share	(0.01)	$(0.03)
Diluted loss per share	(0.01)	$(0.03)

Note 7 –   Income Taxes

Provision for income taxes was not made for the nine months ended March 31, 2011 and the period from April 28, 2009 (inception) to March 31, 2011 as the Company is a development stage enterprise and has incurred accumulated losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company that was organized on April 28, 2009, and have not engaged in any operations through March 31, 2011.  Our activities consisted of general and administrative expenses of $11,602 for the three months ended March 31, 2011 and $120,634 from inception (April 28, 2009) to March 31, 2011.  Our chief executive officer, who is also our sole director, advanced us $100,000, of which $50,000 was advanced during the quarter ended December 31, 2010.

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

For the three months ended March 31, 2011, we sustained a loss of $11,602, for the nine months ended March 31, 2011, we sustained a loss of 35,048, and for the period from inception (April 28, 2009) to March 31, 2011, we sustained a cumulative loss of $120,634, reflecting, in each case, our organizational, operational and related expenses and consulting fees.  As a result, our stockholders’ deficiency at March 31, 2011 was $117,054.

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

None of our employees or our director is engaged in any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 4.  Controls and Procedures

Our management, consisting of WU Xiaohuiu, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

NEWENERGY ENTERPRISE MANAGEMENT, INC.

Date: May 11, 2011	By:	/s/ WU Xiaohui
WU Xiaohui, Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)