Form 10-K
period 2011-06-30
NewEnergy Enterprise Management, Inc.
filed 2011-09-28
CIK 1472485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

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

(86) 10 87808034
(Issuer’s telephone number)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
120 East 42nd Street
New York, New York 10017
Phone:  (212) 370-1300
Fax: (212) 370-7889
E-mail: alevitsky@egsllp.com

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

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

PART I
Item 1.  Business

NewEnergy Enterprise Management, Inc. is a Delaware corporation, formed on April 28, 2009 to engage in the business of acquiring and operating paper recycling companies in the People’s Republic of China.  We had an a marketing agreement with Huaian City Tianrei Fuel Co., Ltd. (“Tianrei Fuel”), pursuant to which Tianrei Fuel engaged us to provide marketing information relating to products including paper recycling products for a quarterly fee of approximately $4,400.  This agreement was terminated at the beginning of the fiscal year.

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

According to China’s Paper Industry Report 2008, cited on Reuters website on July 16, 2008, in 2007:

●	The total amount of machine-made paper and paperboard output in China was 77.87 million tons, which had increased 18% from the prior year.

●
The output value of machine-made paper and paperboard was RMB 353.9 billion, which is equivalent to approximately $51.8 billion, using the exchange rate on August 20, 2009, reflecting a 23% increase from 2006.

●	The output value of pulp was RMB 17.6 billion, or approximately $2.6 billion, a 19% increase from 2006.

●	Paper and paperboard imports were 4 million tons, down 9% from 2006, and the value of the imports was $3.6 billion, a nominal increase from the prior year.

●	Paper and paperboard export was 4.76 million tons, up 33% from 2006, and the value of these exports was RMB 3.9 million, or approximately $600,000, an increase of 32% per cent from the prior year.

●	Pulp import was 8.5 million tons, an increase of 6.5% from 2006.

●	The total paper imports were $5.65 billion.

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

Business Strategy

Our goal is to enter into a business combination with a paper recycling business with its principal operations located in China. We have unrestricted flexibility in seeking, analyzing and participating in potential business combinations.  We presently have only one officer and director, Mr. WU Xiaohui, and we do not presently expect that we will elect additional officers or directors unless and until we complete an acquisition.   In evaluating a prospective target company, our management, which consists solely of Mr. WU, will consider, among other factors, the following:

●	Financial condition and results of operation;

●	Potential for growth, indicated by new technology, anticipated market expansion or new products, including those to be developed through further research and development after the acquisition;

●	Experience and skill of management and availability of additional personnel;

●	Capital requirements and the anticipated availability of required funds;

●	Competitive position;

●	Stage of development of the products, processes or services;

●	Costs associated with effecting the business combination; and

●	Any other factors which we deem material.

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

●	Bank financing provided by a Chinese bank which may be unsecured or secured by the assets of the acquired company.

●	Issuance of notes, which may include a conversion right and which may include the issuance of warrants.

●	Issuance of either preferred stock or a common stock or a combination of equity stock, with the possible issuance of warrants.

●	Issuance of securities as part of an equity line of credit pursuant to which the lender has the right to convert the debt into equity in accordance with a predetermined formula.

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

●
An agreement with He Tian Yan Hao, pursuant to which we will pay a fee to He Tian Yan Hao for introducing us to a company in the paper recycling business in China upon the completion of the acquisition.

●
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

If we enter into an agreement with a privately-owned Chinese company, we may have difficulty in valuing the target company.  Our business strategy is to acquire a private company based in China. In valuing a privately-owned company, there is no available market for determining the value of the company. In making a judgment as to the value of the target company we will face the following difficulties, among others:

●	The lack of public information which may make it difficult for our chief executive officer to evaluate the potential returns which may result from the business combination.

●
The financial statement which our chief executive officer may review in negotiating the acquisition may be presented using generally accepted accounting principles used in the People’s Republic of China, which may result in different results of operations and may affect the purchase price of the acquisition.

●	It may be difficult for us to obtain adequate records to support the financial statements or the corporate statements made by the acquisition target.

●	We may not be able to evaluate adequacy of the acquisition target’s disclosure and financial controls, which would affect the reliability of the financial statements.

●	If we determine after the closing, that the internal controls were inadequate it may be necessary for us to restate prior financial statements.

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

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for the products of any company we acquire and could materially and adversely affect its competitive position.  We anticipate that all of our business operations of any company we acquire would be conducted and all of its revenues would be generated in China. Accordingly, our business, financial condition, results of operations and prospects after completing any acquisition would be affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

●	the amount of government involvement;
●	the level of development;
●	the growth rate;
●	the control of foreign exchange; and
●	the allocation of resources.
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

As of September 20, 2011, we had 43 stockholders.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company that was organized on April 28, 2009, and we have not engaged in any operations since our organization.  Our activities consisted of general and administrative expenses of $52,809 for the year ended June 30, 2011 and $138,395 from April 28, 2009 (inception) to June 30, 2011.  Our expenses for the year ended June 30, 2011 included $27,122 paid to Huainan Zheng for consulting services.  Our chief executive officer, who is also our sole director, advanced us a total of $100,000 since our inception.

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

For the year ended June 30, 2011, we sustained a loss of $52,809, and for the year ended June 30, 2010, we sustained a loss of $82,986, in each case reflecting our organizational, operational and related expenses.  As a result, our stockholders’ deficiency at June 30, 2011 was $138,395.

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

We cannot determine our financial requirements for the next twelve months.  Prior to completing an acquisition, our principal expenses for our normal operations are not significant, since our sole officer does not receive any compensation for his services.  We estimate that our ongoing expenses for rent and SEC filing obligations for the year ending June 30, 2012will be approximately $25,000, plus consulting fees to Huainan Zheng, which will be advanced by Mr. WU and reimbursed to him upon completion of an acquisition.  If we engage in any negotiations with respect to an acquisition, our principal expenses will be legal, accounting and due diligence expenses relating to the potential acquisition, and we cannot estimate those expenses at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

               Not applicable for smaller reporting companies

Item 8.   Financial Statements and Supplementary Data

The financial statements begin on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, consisting of including WU Xiaohui, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information as to our sole officer and director.

Name	Age	Position
WU Xiaohui	38	Chief executive officer and director

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

Item 11.  Executive Compensation

During the period from April 28, 2009 to June 30, 2011, we did not pay any compensation to Mr. WU.  During the year ended June 30, 2010, we sold Mr. WU 2,878,000 shares of common stock for approximately $100.  The value of such shares in excess of the purchase price, approximately $2,776, is treated as compensation to Mr. WU.  We did not pay any cash compensation to Mr. WU since our organization.

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

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

Mr. WU is a party to a pre-incorporation agreement, dated as of March 20, 2009, with HHM International and the Levitsky Plan, pursuant to which our common stock would be initially allocated 96% to Mr. WU and his designees, and 2% to each of HHM International and the Levitsky Plan, for which they paid nominal consideration.  Pursuant to this agreement, we issued 2,878,000 shares of common stock to Mr. WU and 61,000 shares to each of HHM International and the Levitsky Plan.  Until we complete the first acquisition and any financing in connection with or relating to the first acquisition, any shares of capital stock that are issued (including shares that are issued or issuable upon conversion of preferred stock or warrants or other convertible securities) shall reduce the percentage of the shares held by Mr. WU and his designees, with Mr. WU transferring from his shares such number of shares as is necessary so that the percentages are on the agreed-upon level.  Thereafter, all shares will be diluted proportionately.

During each of the year ended June 30, 2011 and June 30, 2010, Mr. WU advanced us $50,000 to cover our operating expenses.  These advance, totaling $100,000, are a non-interest bearing unsecured loans.  We expect to repay the advance at the time of the completion of an acquisition.

Mr. WU, our sole director, is not an independent director.

As of the date of this annual report, we have not established a policy regarding conflicts of interests since we have only one officer and director.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees for professional services rendered by our independent registered public accounting firm, Patrizio & Zhao, LLC, for the years ended June 30, 2011 and June 30, 2010:

	Fees
Fee Category	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit fees	$3,000	$2,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-
Total fees	$3,000	$2,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statements begin on Page F-1.

Exhibit	Description
3.1	Certificate of incorporation(1)
3.2	By-laws(1)
10.1	Pre-incorporation agreement among WU Xiaohui, HHM International and Asher S. Levitsky P.C. Defined Benefit Plan(1)
10.2	Form of subscription agreement for Regulation S sale(1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive and Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
(1) Filed as an exhibit to the Registrant’s registration statement on Form 10.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEWENERGY ENTERPRISE MANAGEMENT, INC.

Date: September 27, 2011	By:	/s/ WU Xiaohui
WU Xiaohui, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ WU Xiaohui	Chief Executive and Financial Officer	September 27, 2011
WU Xiaohui	and Director (Principal Executive,
Financial and accounting Officer)

NEWENERGY ENTERPRISE MANAGEMENT, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NewEnergy Enterprise Management, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of NewEnergy Enterprise Management, Inc. (a Delaware corporation in the development stage) (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 28, 2009 (date of inception) to June 30, 2011 and for the years ended June 30, 2011 and 2010 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewEnergy Enterprise Management, Inc. as of June 30, 2011 and 2010, and the results of their operations and cash flows for the period from April 28, 2009 (date of inception) to June 30, 2011 and for the years ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey	By:	/s/ Patrizio & Zhao, LLC
September 28, 2011

NEWENERGY ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Balance Sheets

	June 30, 2011	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$14,785	$5,994

Total current assets	14,785	5,994

Total Assets	$14,785	$5,994

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$49,600	$38,000
Due to shareholder	100,000	50,000

Total current liabilities	149,600	88,000

Total liabilities	149,600	88,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;	-	-
-0- share issued and outstanding at June 30, 2011 and 2010
Common stock, $0.001 par value, 10,000,000 shares authorized;	3,050	3,050
3,050,000 shares issued and outstanding at June 30, 2011
and 2010
Additional paid-in capital	530	530
Deficit accumulated during the development stage	(138,395)	(85,586)

Total stockholders’ deficit	(134,815)	(82,006)

Total Liabilities and Stockholders’ Deficit	$14,785	$5,994

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Operations

	For the Year	For the Year	Cumulative
	Ended	Ended	Since Inception at
	June 30, 2011	June 30, 2010	April 28, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	52,809	82,986	138,395
Total operating expenses	52,809	82,986	138,395

Loss from operations	(52,809)	(82,986)	(138,395)

Net loss	$(52,809)	$(82,986)	$(138,395)

Loss per share
Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	3,050,000	2,520,822

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the period from April 28, 2009 (inception) through June 30, 2011

						Deficit
						Accumulated
					Additional	During	Total
	Common Stock		Preferred Stock		Paid in	Development	Stockholders’
	Shares	Value	Shares	Value	Capital	Stage	Deficit
Balance at the date of inception
on April 28, 2009	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(2,600)	(2,600)

Balance at June 30, 2009	-	$-	-	$-	$-	$(2,600)	$(2,600)

Issuance of common stock	3,050,000	3,050	-	-	530	-	3,580

Net loss	-	-	-	-	-	(82,986)	(82,986)

Balance at June 30, 2010	3,050,000	$3,050	-	$-	$530	$(85,586)	$(82,006)

Net loss	-	-	-	-	-	(52,809)	(52,809)

Balance at June 30, 2011	3,050,000	$3,050	-	$-	$530	$(138,395)	$(134,815)

The accompanying notes are an integral part of these financial statements.

NEWENERGY ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Cash Flows

			Cumulative
	For the Year Ended	For the Year Ended	Since inception at
	June 30, 2011	June 30, 2010	April 28, 2009

Cash flows from operating activities:
Net loss	$(52,809)	$(82,986)	$(138,395)
Adjustment to reconcile net loss to net cash used in
operating activities:
Share-based payments	-	2,776	2,776
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,600	35,400	49,600

Net cash used in operating activities	(41,209)	(44,810)	(86,019)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000	100,000
Proceeds from stock issuance	-	804	804

Net cash provided by financing activities	50,000	50,804	100,804

Net increase in cash and cash equivalents	8,791	5,994	14,785

Cash and cash equivalents at beginning of period	5,994	-	-

Cash and cash equivalents at end of period	$14,785	$5,994	$14,785

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

Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2011 and 2010 amounted to $49,600 and $38,000, respectively, and mainly consist of unpaid professional fees.

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

Recent Accounting Pronouncements

The FASB has announced issued or proposed accounting standards that do not require adoption until a future date or not expected to have a material impact on the Company's financial statements upon adoption.

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

Note 4 – Due to Shareholder

The chief executive officer of the Company, from time to time, provides advances to the Company for working capital. At June 30, 2011 and June 30, 2010, the Company has balances of $100,000 and $50,000 due to the chief executive officer. These advances are short-term in nature and non-interest bearing.

Note 5 – Stockholders’ Deficit

On September 1, 2009, the Company issued 2,878,000 shares of its common stock to its chief executive officer for approximately $102. The shares were recorded at fair value on date of grant at $0.001 per share. Hence, the value of such stock in excess of the purchase price, approximately $2,776 is deemed to be compensation to the chief executive officer.

On September 1, 2009, the Company also issued 122,000 shares of its common stock to two investors for a total of approximately $202.

On September 21, 2009, the Company issued 50,000 shares of its common stock to a group of inventors for a total of $500 pursuant to stock purchase agreements.

Note 6 – Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. There were no warrants, options or convertible securities outstanding during the years ended June 30, 2011 and 2010.  Further, because the Company generated losses since inception, the effect of any potentially dilutive common shares would be antidilutive. The following table presents a reconciliation of basic and diluted net loss per share:

NEWENERGY ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Loss Per Share (continued)

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010

Net loss	$(52,809)	$(82,986)

Weighted average common shares
(denominator for basic loss per share)	3,050,000	2,520,822

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted loss per share)	3,050,000	2,520,822

Basic loss per share	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)

Since no shares had been issued at June 30, 2009, loss per share is not shown.

Note 7 – Income Taxes

Provision for income taxes was not made for the years ended June 30, 2011 and 2010 and the period from April 28, 2009(inception) to June 30, 2011 as the Company is a development stage enterprise and has incurred accumulated losses.